Form 10-Q
period 2014-09-30
STUART KING CAPITAL CORP
filed 2015-05-01
CIK 1517956

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes       No  X

As of September 30, 2014, the issuer had 8,000,000 shares of common stock issued and outstanding.

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

STUART KING CAPITAL CORP

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2014

C O N T E N T S

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalent	-	-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts Payable	5,003	3,118
Due to related party	2,500	2,500
Total liabilities (all current)	7,503	5,618

Stockholders' (deficit) Equity
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding in 2014 and 2013	800	800
Additional paid in capital	24,200	24,200
Deficit accumulated during the development stage	(32,503)	(30,618)
Total stockholders' (deficit) equity	(7,503)	(5,618)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to unaudited financial statements

STUART KING CAPITAL CORPORATION (A Development Stage Company) Statement of Operations (unaudited)
							Period of April 7, 2011
	Three Months Ended			Nine Month Ended			(Inception) to
	September30, 2014	September 30, 2013		September 30, 2014		September 30, 2013	September 30, 2014

Revenue	$-	$-	$		$		$-

Operating expenses
General and administrative	1,885	690		1,885		1,198	3,447
Professional fess	-	-		-		-	14,056
Consulting fees	-	-		-		-	15,000
Total operating expenses	1,885	690		1,885		1,198	31,003

Net loss	$(1,885)	$(690)		$(1,885)		(1,198)	(32,503)

Basic and diluted loss per common share	$-	$-		$-		$-

Weighted average shares outstanding	8,000,000	8,000,000		8,000,000		8,000,000

See accompanying notes to unaudited financial statements

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period of April 7, 2011 (Inception) to September 30, 2014

Cash flows from operating activities
Net loss	$(1,885)	$(1,198)	$(30,618)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	1,885	1,198	3,118
Net cash used in operating activities	-	-	(27,500)

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Advances related party			2,500
Issuance of common stock for cash	-	-	25,000
Net cash provided by financing activities	-	-	27,500

Net change in cash and cash equivalent	-	-	-

Cash and cash equivalent at the beginning of the period	-	-	-

Cash and cash equivalent at the end of the period	$-	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

STUART KING CAPITAL CORPORATION

(A Development Stage Company)

Notes to unaudited financial statements

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. There were no cash and cash equivalents as of September 30, 2014 and December 31, 2013.

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

Capital Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with a par value of $0.0001. Currently, there were eight million (8,000,000) shares of common stock have been issued and outstanding as of September 30, 2014 and Dec. 31, 2013.

STUART KING CAPITAL CORPORATION

(A Development Stage Company)

Notes to unaudited financial statements

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the year ended September 30, 2014 and December 31, 2013.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE B – GOING CONCERN

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

NOTE C – COMMON STOCK

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

As of September 30, 2014 and December 31, 2013, the Company has 8,000,000 common shares issued and outstanding.

STUART KING CAPITAL CORPORATION

(A Development Stage Company)

Notes to unaudited financial statements

September 30, 2014

NOTE D – RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2013 the director paid $2,500 of professional fees on behalf of the company. The balance owed to the director was $2,500 for September 30, 2014 and December 31, 2013.

NOTE E– SUBSEQUENT EVENT

Management has reviewed material events subsequent of the period ended September 30, 2014 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosure required.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenue for the three and nine months ended September 30, 2014 were $0. Expenses for the three and nine month periods ended September 30, 2014 were $1885 and $1885.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2014.

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

As of September 30, 2014, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2014 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended September 30, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10Q for the period ended September 30, 2014.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 30, 2015

Stuart King Capital Corp.
Registrant

By:/s/ Eric Anderson
Eric Anderson Chairman of the Board Chief Executive Officer