Form 10-K
period 2014-12-31
STUART KING CAPITAL CORP
filed 2015-05-01
CIK 1517956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-196878

Stuart King Capital Corp.
(Exact name of registrant as specified in its charter)

Nevada	45-2723926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Cliff Branch Drive, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (702)5393533

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                   Yes       No  X

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2014 was 8,000,000 shares.

STUART KING CAPITAL CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

our ability to implement our business plan;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to efficiently and effectively finance our operations, and/or purchase orders;

•

inability to achieve future sales levels or other operating results;

•

inability to raise additional financing for working capital;

•

inability to efficiently manage our operations;

•

the inability of management to effectively implement our strategies and business plans;

•

the unavailability of funds for capital expenditures and/or general working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

deterioration in general or regional economic conditions;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us" "the Company", and similar terms refer to Stuart King Capital  Corp.

PART I

ITEM 1. BUSINESS

General Business Development

Stuart King Capital Corp. (the "Company"), was incorporated on April. 7, 2011 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also the company is filing a form 8A registering the company under Section 12G of the Exchange Act concurrently with this registration statement which will register the Company’s common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Our sole officer and director, Mr. Anderson, anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our sole officer and director, Mr. Anderson, believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, our sole officer and director, Mr. Anderson, believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The costs of an initial public offering may include substantial attorney and auditor fees and the time factor can vary widely (could be as short as a month or take several years for example) and is unpredictable. A business combination with The Company may eliminate some of those unpredictable variables as the initial review process on a large active business could easily extend over a period of a year or more requiring multiple audits and opinions prior to clearance. On the other hand a business combination with the Company may raise other variables such as the history of the Company having been out of the targets control and knowledge. Thus they have to rely on the representations of the Company in their future filings and decisions. In addition, the additional step of a business combination may increase the time necessary to process and clear an application for trading. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. If an entity is deemed a Shell Company the 8-K which must be filed upon the completion of a merger or acquisition requires all of the information normally disclosed in the filing of a Form 10. Once deemed a Shell Company, Rule 144 imposes additional restrictions on securities sought to be sold or traded under Rule 144. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. Our sole officer and director, Mr. Anderson, intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's sole officer and shareholder. In analyzing prospective business opportunities, our sole officer and director, Mr. Anderson, will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our sole officer and director, Mr. Anderson, will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Our sole officer and director, Mr. Anderson, while not experienced in matters relating to the new business of the Company, will rely upon his own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. Other that the consultant who was paid $15,000 in full for assisting in the preparation of this registration, there have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's sole officer  and director, Mr. Anderson, has never used outside consultants or advisors in connection with a merger or acquisition.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

Employees

We are a development stage company and as of December 31, 2014, have only one part-time employee, Eric Anderson, who is our President, Secretary, Treasurer and sole Director.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

HAVING A SOLE OFFICER AND DIRECTOR MAY HINDER OPERATIONS RESULTING IN THE FAILURE OF THE BUSINESS. Stuart King Capital Corp.’s operations depend solely on the efforts of Eric Anderson, the sole officer and director of the Company. Mr. Anderson has no specific experience, qualification, attributes or skills to perform as a director of a blank check company nor in the acquisition of acquisition candidates.    Mr. Anderson has no experience related to public company management, nor as a principal accounting officer. Because of this, the Company may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able overcome any such obstacles. While seeking a business combination, our sole officer and director, Mr. Anderson anticipates devoting between five and ten hours per month to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of our sole officer and director, Mr. Anderson, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations. The Company has no other full or part time employees.  See "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

POTENTIAL CONFLICTS OF INTEREST MAY RESULT IN LOSS OF BUSINESS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. Eric Anderson is involved in other employment opportunities and may periodically face a conflict in selecting between Stuart King Capital Corp. and other personal and professional interests. Mr. Anderson was also the sole officer, director and shareholder of Lyonheart Capital, Inc.  New officers and directors have been appointed for Lyonheart and the Company has filed an 8K in anticipation of an acquisition. Lyonheart was unable complete an acquisition within the 18 month time-frame required under Rule 419 and that all funds invested in the offering were returned to purchasers. The Company has not formulated a policy for the resolution of such conflicts should they occur. If the Company loses Eric Anderson to other pursuits without a sufficient warning, the Company may, consequently, go out of business.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. Rule 419 requires that the securities to be issued and the funds received in this offering be deposited and held in an trust account pending the completion of a qualified acquisition. Before the acquisition can be completed and before the funds and securities can be released, the Company will be required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, the Company is required to furnish investors with the new prospectus containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must decide to remain investors or require the return of their investment funds. Any investor not making a decision within 45 days of the effectiveness of the post effective amendment will automatically receive a return of his investment funds. Up to 10% of the proceeds from the offering may be released to the Company upon completion of the offering and therefore may not be returned to investors.

Although investors may request the return of their funds in connection with the reconfirmation offering required, the Company's shareholders will not be afforded an opportunity to approve or disapprove any particular transaction.

NO FACT THAT NO AUDITED FINANCIAL STATEMENTS ARE BEING REQUIRED PRIOR TO BUSINESS COMBINATION BEING DEEMED PROBABLE MAY DECREASE CONFIDENCE IN AVAILABLE FINANCIALS. The Company shall not require the business combination target to provide audited financial statements until it is probable that an agreement for merger or acquisition may be reached, thus there is the risk that the unaudited statements which are provided to the Company during its due diligence may contain errors that an audit would have found thus exposing the investors to the risk that the business combination target may not be as valuable as it appears during the combination approval process. It is anticipated that any acquisition will not be deemed probable until the point of the signing of either a Letter of Intent (“LOI”) or agreement. The audits will be required at this time in order to be included in the post effective amendment required by Rule 419. The Issuer does not anticipate seeking such acquisition until the point that the minimum offering has been exceeded and sales have ceased.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN TRUST ACCOUNT MAY LIMIT LIQUIDITY FOR A SIGNIFICANT PERIOD OF TIME. It shall be unlawful for any person to sell or offer to sell Shares held in the trust account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result investors may be unable to sell or transfer their shares for a significant period of time.

THE FACT THAT THE COMPANY HAS DISCRETIONARY USE OF PROCEEDS IN THIS "BLANK CHECK" OFFERING MAY LEAD TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. As a result of our sole officer and director, Mr. Anderson's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward affecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in the Company without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by the Company relating to the specific allocation of the net proceeds of this offering will permit the Company to achieve its business objectives. See "Description of Business."

MR. ANDERSONS LACK OF EXPERIENCE MAY RESULT IN THE ACQUISTION OR ATTEMPTED ACQUISITON WITHOUT DISCOVERY OF ADVERSE FACTS WHICH MAY RESULT IN A FAILED ACQUISITION.

The company may not discover or adequately evaluate adverse facts about a potential opportunity or business acquisition given Mr. Anderson’s lack of experience in the mergers and acquisitions field.    Mr. Anderson will run Google back ground checks on the potential officers and directors and examine the audited financials provided.

AN ACQUISITION CANDIDATE MAY BE IN THE EARLY STAGES OF DEVELOPMENT OR BE FINANCIALLLY UNSTABLE WHICH MAY RESULT IN A FAILED ACQUISITION OR IN FAILURE OF THE BUSINESS AFTER AN ACQUISITION.

A target company may be financially unstable, or may be in its early stages of development or growth without established records of sales or earnings.    Thus it is possible that any such acquisition will fail or that the company’s business may fail after completion of an acquisition resulting in a complete loss of the investors investment.

THE COMPANY’S SECURITIES ARE SUBJECT TO THE PENNY STOCK RULES WHICH MAY LIMIT INVESTMENT.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in our shares, reducing the level of trading activity in any secondary market that may develop for our shares, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.  Investors in penny stocks may be entitled to cancel the purchase and receive a refund if a sale is in violation of the penny stock rules or other federal or states securities laws and if a penny stock is sold to the investor in a fraudulent manner, investors may be able to sue the persons and firms that committed the fraud for damages.

MR. ANDERSON MAY NOT PAY ALL THE EXPENSES OF THE OFFERING RESULTING IN THE FAILURE TO COMPLETE THIS OFFERING WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS . Mr. Anderson has agreed to pay all the expenses of this offering however there is no enforceable agreement to this effect and thus in the event that Mr. Anderson fails to pay all the expenses of this offering, the offering may not be completed resulting in the lack of success of the Company’s business plan.

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While our sole officer and director, Mr. Anderson intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS  The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

SINCE THERE IS NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION AND NO STANDARDS FOR BUSINESS COMBINATION THE INVESTORS MAY NOT APPROVE THE TRANSACTION WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, an entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Our sole officer and director has not identified any particular industry or specific business within an industry for evaluations. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. It is a requirement under Rule 419(e) of the Securities Act that the net assets or fair market value of any business to be acquired must represent at least 80% of the maximum offering proceeds.

THE COMPANY’S REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company will be required to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

THE COMPANY’S LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

THE COMPANY’S LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

THE COMPANY MAY FALL UNDER POSSIBLE INVESTMENT COMPANY ACT REGULATION WHICH MAY INCREASE COSTS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. Although the Company will be subject to regulation under the Securities Exchange Act of 1933, our sole officer and director, Mr. Anderson, believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

THE PROBABLE CHANGE IN CONTROL AND MANAGEMENT UPON A BUSINESS COMBINATION MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require our sole officer and director, Mr. Anderson, of the Company to sell or transfer all or a portion of the Company's common stock held by her, or resign as a member of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THE REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

THE DISADVANTAGES OF A BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A potential business combination candidate may find it more beneficial to go public directly rather than through a combination with a blank check company and the requirements of a post effective amendment and having to clear its application to trade using information provided by the Company rather than its own internal information.

THE POSSIBLE FEDERAL AND STATE TAXATION OF A BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction, reduce the future value of the shares and potentially discourage a business combination.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES RESULTING IN A LONGER TIME TO COMPLETION OF THE OFFERING OR FAILURE OF THE OFFERING ALL TOGETHER. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 1500 Cliff Branch Dr., Henderson, Nevada 89014. As of December 31, 2014, we have no monthly rent, nor do we accrue any expense for monthly rent.  We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted.  Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2014, we had one stockholder of record of the 8,000,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•

our financial condition;

•

earnings;

•

need for funds;

•

capital requirements;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

Stuart King Capital Corp. (the "Company"), was incorporated on April. 7, 2011 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The company will upon effectiveness be required to file periodic reports as required by Item 15(d) of the Exchange Act and also the company is filing a form 8A registering the company under Section 12G of the Exchange Act concurrently with this registration statement which will register the Company’s common shares under the Exchange Act and upon the effectiveness of such registration statement, the company will be required to report pursuant to Section 13 of the Exchange Act.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2014, the Company had an accumulated deficit of  $32,503. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenue

Since our inception on April 7, 2011 through December 31, 2014, we generated no revenues.

Costs and Expenses

Operating expenses during year ended December 31, 2014 were $1,885, consisting of general and administrative and professional fees. In comparison, operating expenses in the year ended December 31, 2013 were $3,328, consisting of general and administrative professional fees. The decrease in total expenses from 2014 to 2013 is primarily attributable to a significant decrease in professional fees.

Liquidity and Capital Resources

As of December 31, 2014, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2014 and 2013. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2014	2013
Net cash used in operating activities	$-	$2,500
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	2,500
Net increase (decrease) in Cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Operating activities

Net cash used in operating activities was $0 for the year ended December 31, 2014, as compared to $2,500 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to a increase in professional fees.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2014, as compared to $0 used in investing activities for the same period in 2013.  The significant change in investing activities is due primarily to proceeds on notes receivable from a related party.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $0, as compared to $2,500 for the same period of 2013. The increase in net cash provided by financing activities was attributable to advances received from a director of the Company.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party line of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, C. Wolters, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, Mr. Anderson has concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the pC. Woltersntion or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2012 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Directors	Age	Title	Term
Eric Anderson	27	President, Secretary Treasurer & Director	Since April 7, 2011

Duties, Responsibilities and Experience

Eric Anderson. Age, 27

From May 2009 to the present, Mr. Anderson has been a LP Security Officer with S.O.S. Security, Inc. in Las Vegas, Nevada where he works in loss prevention while working in a friendly customer service capacity with guests. From July 2008 to May of 2009, Mr. Anderson was a Security Officer at the Palms Hotel & Casino in Las Vegas, Nevada where he engaged in Gaming drops and fills, cash and chip escorts and general casino environment security. Mr. Anderson was a door host at Blue Martini in Las Vegas, Nevada from February 2008 to November 2008.   Prior to such time Mr. Anderson was in school and had no employment.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2014, Mr. Anderson did not receive any compensation for his role as the company's officers or as sole director.

Future Compensation

Mr. Anderson has agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2014. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 8,000,000 shares of common stock outstanding.

Security Ownership of Management

Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Eric Anderson	8,000,000	100%
All Directors, Officers and Principle Stockholders as a Group	8,000,000	100%

(1)

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party's address is in care of the Company at 1500 Cliff Branch Drive, Henderson, Nevada 89014.

"Beneficial ownership" means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days from December 31, 2014.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by KLJ & Associates for 2014 and 2013 were $2,500 and $1,500

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

(1)

The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

(2)

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stuart King Capital Corp.

By: /s/ Eric Anderson

Eric Anderson, President

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Anderson Eric Anderson	President, Principal Executive Officer, Principal Financial Officer and Director	April 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders Stuart King Capital Corp.

We have audited the accompanying balance sheets of Stuart King Capital Corp. (a development stage company) (the “Company”)  as of  December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period  April 7, 2011 (Date of Inception) through  December 31, 2014. Stuart King Capital Corp. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stuart King Capital Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period April 7, 2011 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the period ended April 7, 2011 (inception) through December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, Minnesota April 29, 2015

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Balance Sheet

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalent	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts Payable	$5,003	$3,118
Related party loan	2,500	2,500
Total liabilities (all current)	7,503	5,618

Stockholders' (deficit) Equity
Common Stock: $0.0001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding in 2012 and 2011	800	800
Additional paid in capital	24,200	24,200
Deficit accumulated during the development stage	(32,503)	(30,618)
Total stockholders' (deficit) equity	(7,503)	(5,618)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Statement of Operations

	Year ended December 31, 2014	Year ended December 31, 2013	Period of April 7, 2011 (Inception) to December 31, 2014

Revenue	$-	$-	$-

Operating expenses
General and administrative	-	828	3,447
Professional fess	1,885	2,500	14,056
Consulting fees	-	-	15,000
Total operating expenses	1,885	3,328	32,503

Net loss	$(1,885)	$(3,328)	$(32,503)

Basic and diluted loss per common share	$-	$-

Weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to financial statements

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit) Equity
				Deficit accumulated
	Common Stock		Additional Paid In Capital	during the development stage	Total
	Shares	Amount
Balance, April 7, 2011 (Inception)
Common stock issued for cash	8,000,000	$800	$24,200	$-	$25,000
Net loss for the period	-	-	-	(25,360)	(25,360)
Balance, December 31, 2011	8,000,000	800	24,200	(25,360)	(360)

Common stock issued for cash	-	-	-	-	-
Net loss for the period	-	-	-	(1,930)	(1,930)
Balance, December 31, 2012	8,000,000	800	24,200	(27,290)	(2,290)

Net Loss for the period	-	-	-	(3,328)	(3,328)
Balance, December 31, 2013	8,000,000	800	24,200	(30,618)	(30,618)

Net Loss for period	-	-	-	(1,885)	(1,885)
Balance December 31, 2014	8,000,000	$800	$24,200	$(32,503)	$(32,503)

See accompanying notes to financial statements

STUART KING CAPITAL CORPORATION
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013	Period of April 7, 2011 (Inception) to December 31, 2013

Cash flows from operating activities
Net loss	$(1,885)	$(3,328)	$(32,503)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	1,885	828	5,003
Net cash used in operating activities	-	(2,500)	(27,500)

Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Advance from related party	-	2,500	2,500
Issuance of common stock for cash	-	-	25,000
Net cash provided by financing activities	-	2,500	27,500

Net change in cash and cash equivalent	-	-	-

Cash and cash equivalent at the beginning of the period	-	-	-

Cash and cash equivalent at the end of the period	-	-	-

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. There were no cash and cash equivalents as of December 31, 2014 and 2013.

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

Capital Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with a par value of $0.0001. Currently, there were eight million (8,000,000) shares of common stock have been issued and outstanding as of Dec. 31, 2014 and 2013.

NOTE A–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the year ended December 31, 2014 and 2013.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012”), an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances, an entity concludes it is more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if any entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the fourth quarter of 2012 with no impact on its financial position, cash flows or results of operations.

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

NOTE C–INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE C–INCOME TAXES (CONTINUED)

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company did not pay any income taxes during the year ended December 31, 2014 and 2013.

The net federal operating loss carry forward will expire in 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE D–COMMON STOCK

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

As of December 31, 2014 and 2013, the Company has 8,000,000 common shares issued and outstanding.

NOTE E–RELATED PARTY TRANSACTIONS

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

NOTE F–SUBSEQUENT EVENT

Management has reviewed material events subsequent of the period ended Dec. 31, 2014 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosure required.